Form 10KSB
period 1999-12-31
COMBINED COMPANIES CORP
filed 2000-04-26
CIK 1101997

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31,1999.

                         Commission File Number 000-28737

                         COMBINED COMPANIES CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    95-4737491
         ------------                                 -------------
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

          22147 PACIFIC COAST HIGHWAY, SUITE 4, MALIBU, CA    90265
          -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (310) 317-6939



       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $0.00. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 1, 2000, was 412,500.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  8

Item   3.      Legal Proceedings                                           8

Item   4.      Submission of Matters to a Vote of Security Holders         8

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         9

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9

Item   7.      Financial Statements                                       10

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        10

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                        10

Item  10.      Executive Compensation                                     12

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             12

Item  12.      Certain Relationships and Related Transactions             13

Item  13.      Exhibits and Reports on Form 8-K                           14

Signatures                                                                15

                                     PART I


Item   1.      Business

The Company
-----------
     Combined Companies Corporation ("Combined Companies" or the "Company") was incorporated in Delaware April 27, 1998. It will be an online retailer focused on baby products for expectant parents and their newborns. It will offer a vast assortment of over 1200 carefully selected products and an easy-to-use online shopping environment. It will provide expert buyer's guides, in-depth product descriptions and personalized product recommendations, to help parents and gift givers find quality products and make informed decisions about their babies needs and safety.

     The Company is creating and will maintain an online "store" for retailing baby products, procuring and fulfilling the product orders and providing customer service for the new and expecting parent community. The Company's objective is to offer a full line of quality baby products and baby gifts, to provide friendly, responsive customer service to an anticipated rapidly growing customer base and to take advantage of the significant opportunity within this market.

     As part of the Company's strategy to offer a complete line of baby products, it is looking to enter into an agreement with an established company which would agree to merchandise the Company's anticipated website, procure and provide inventory to be offered for sale and fulfill all of its future online orders. This arrangement would provide an experienced inventory and fulfillment partner with strong purchasing and merchandising skills and tremendous experience in the baby products industry.

     The Company intends to launch its website with a fresh logo, color scheme and user interface. The Company believes that it will offer one of the easiest and most user-friendly shopping experiences available in the online baby-retailing category. It intends to implement a broad array of scalable systems for website management, search, customer service, electronic transaction management and data interchange, email, order processing, payment processing and office administration services.

     The Company intends to sign a number of exclusive retailing agreements with manufacturers and/or distributors who make unique and desirable products for the baby market.

Online Retailing of Baby Products
---------------------------------
     The Internet is an increasingly significant global medium for communication, content distribution and online commerce. Growth in Internet usage has been fueled by a number of factors, including the large and growing installed base of personal computers in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet and increased awareness of the Internet among businesses and consumers.

     The worldwide baby product industry is large, growing rapidly, and is highly fragmented. The U.S. market for baby gear (apparel, infant care, nursery and furniture, toys and food products) is estimated in excess of $18.0 billion in annual sales. The baby gear market is large and stable with approximately four million new babies born each year. Product margins in the baby gear market are attractive - as new parents typically base purchase decisions on safety, quality and recommendations. The average family spends over $7,000 in the first year of a baby's life - and, with increasingly busy lifestyles and over half of all new mothers working prior to delivery, online sales of baby products is expected to continue to expand.

         Manufacturers sell baby products both directly to retailers and through a network of distributors and buying groups. There are many thousands of smaller independent stores selling baby products in the U.S. that typically carry a limited selection of products in a small selling space. These retailers have recently come under intense competitive pressure from the larger stores.

         Physical store-based baby product retailers must make significant investments in inventory, real estate and personnel for each retail location. This capital and real estate intensive business model, among other things, limits the amount of inventory that can be economically carried in any location.

         The Company believes that the baby product industry is particularly suited to online retailing for the following reasons:

SHELF SPACE - An online store has virtually unlimited online "shelf space" and can offer customers a vast selection of products through an efficient search and retrieval interface. Combined Companies' website will be organized in a clear and logical fashion that will allow browsers to quickly and easily find the product line for which they are searching. This is particularly valuable in the baby products market because the extraordinary number of choices precludes even the largest physical store from economically stocking more than a small minority of available products.

COMPLEX PRODUCTS - As a result of the complex nature and often-limited initial knowledge of consumers with respect to baby products, sales personnel in traditional baby stores often need to spend excessive amounts of time educating the consumer. This results in the need to hire above-average numbers of sales people to properly service any given store's customers effectively. In response to this circumstance, the Company will develop and then continue to update its "expert suggestion" and "how to" buying guides which will provide valuable information for first-time buyers who need advice and guidance on which products are the most appropriate for their needs. The use of the Internet will allow the Company to provide significantly more information with greater accessibility than traditional brick and mortar retailers including product reviews, editorial comments and gift recommendations by product category and price.

LOCAL VS. GLOBAL REACH - By serving a large and global market through centralized distribution and billing operations, online stores can realize significant structural cost advantages as compared to traditional stores. The Company believes that its future design will be an online store that provides consumers with a convenient and enjoyable shopping experience in a Web-based retail environment. Key elements of the shopping solution will include:

     SHOPPING CONVENIENCE - The Company's online store will be available 24 hours a day, 7 days a week from the convenience of the shopper's home or office.

     EXTENSIVE PRODUCT SELECTION AND NOVEL MERCHANDISING - The site will offer a complete array of baby products from both traditional brands and specialty manufacturers.

     HELPFUL SHOPPING SERVICES - To assist its shoppers, the website will offer product reviews from experts and consumers, descriptions, pictures, recommendations, gift suggestions and sophisticated browsing and search technology.

     INDUSTRY LEADING CUSTOMER SERVICE - The Company is committed to providing the highest level of customer service available on the Internet. It will offer pre- and post-sales support via telephone, email and fax.

Marketing/Branding Strategy
---------------------------
     The Company recognizes the value of integrating the three C's of eTailing, namely, community, content and commerce into one Website. As a result, the Company intends to develop what it believes to be a unique strategy that Management believes will effectively differentiate the Company from its competition. Furthermore, it is believed that this strategy will enable the Company to build and continue to grow the traffic to its future site while increasing the "stickiness" of the site and thus providing the Company with multiple opportunities to sell product to the established user base.

     Due to the unique attributes of the pregnancy/baby market segment as it relates to the Internet, the Company believes that providing content and community itself is not a desirable business model. While the Company's primary competitors have focused on providing community, content and commerce themselves, Combined Companies will attempt to successfully form marketing/commerce partnerships with a number of high profile community/content-only pregnancy - related Web sites. The Company believes that targeting the baby/pregnancy community/content sites and signing them to exclusive advertising/content partnerships will be the most effective use of its marketing resources. Furthermore, by partnering with these community/content sites as opposed to offering its own content, the Company believes that it will be seen as a value-added partner to many of the Internet's baby/pregnancy sites as opposed to a direct competitor. The Company believes that this business model will enable it to form additional partnerships in the future with content-only sites that otherwise would not be willing to become affiliated with the Company.

Advertising
-----------
     The Company's marketing and promotion strategy will be designed to:

          Build brand recognition; Attract consumer traffic to its Web site; Attract customers; Build strong customer loyalty; Maximize repeat purchases; and Develop additional ways to increase its sales.

     Once the Company begins the launch of its website, a highly targeted marketing program, currently in development, will be unveiled. This campaign will include banner advertisements on certain targeted search engines, keyword purchases of the words "baby", "baby products", "strollers", "cribs", "carseats" and "baby gifts", email advertisements to the potential customers generated by the sweepstakes databases, certain print advertisements and direct mail drops to targeted geographic areas. Additionally, the Company will have a broad representation on all of its community/content Partner's sites with banners, buttons and other links to its site.

Customer Service
----------------
     The Company intends to deliver superior customer service by focusing on providing consumers with selection, convenience and content through a vast assortment of products at competitive prices. It will deliver these key benefits in a convenient shopping experience via a user-friendly website interface. In contrast to the majority of e-commerce companies, Combined Companies has consciously decided to create its customer service functions in-house instead of outsourcing these services. The Company firmly believes that friendly and responsive customer service is an avenue for building brand recognition and customer loyalty within the baby space and that operating its own customer service department is crucial in that endeavor.

     The Company intends to allocate significant resources to the development and expansion of the customer service function. It believes that, in general, attentive, proactive customer service is an absolutely essential component of any e-commerce business model and, in particular, the baby product space requires superior customer service. Additionally, the Company's feels that, almost without exception, browsers that will use customer service will become its customers. Accordingly, as previously discussed, due to the perceived importance of the customer service experience in the baby product buying experience, it is the Company's intention to actively develop and then maintain the operations of the Customer Service Department within the Company.

New Business Initiatives
------------------------
     The Company is presently analyzing and identifying potential strategic Internet partners that could be a source of established "captive" traffic and customers. The Company intends to pursue a strategy of partnering with existing content/community sites and hopes to consummate additional similar arrangements in the near future. It is the Company's belief that, upon execution of a strategic "partnership" as previously discussed, it will take approximately two to three months to be fully integrated and incorporated with the "partner" site and to begin reaping the benefits of the arrangement.

Canada
------
     The Company believes that the Canadian marketplace for baby and baby related merchandise is very similar to that of the United States. The Company has recognized that the Canadian market does present a few specific challenges.

     Research indicates that the Canadian consumer is anxious and willing to purchase merchandise over the Internet however, he/she desires to purchase "Canadian". Due to currency adjustments and product safety standards and certification, the Canadian consumer is desirous of purchasing from a Canadian source. Accordingly, the Company has initiated a search for a Canadian merchandising partner.

Spanish/Latin Market
--------------------
     The Company believes that the Spanish/Latin market in the US and South America is a large and rapidly growing market segment that currently has limited options in terms of pregnancy information and e-commerce offerings. Spanish-speaking Internet users were forecast to reach more than 40 million in Latin America, the United States and Spain by the end of 2000 according to an International Data Corp. study. Internet users in Latin America alone were expected to rise more than 50 percent in 1999 to 8.5 million.

     The Company intends to launch a Spanish language version of its anticipated website in order to gain the "first mover advantage" in this under-served yet expanding e-commerce space.



Item   2.      Properties

The Company's executive and administrative offices are located at 22147 Pacific Coast Highway, Suite 4, Malibu, CA 90265. The Company pays no rent for use of the office and does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.



Item   3.      Legal Proceedings

Combined Companies Corporation is not currently a party to any pending legal proceedings.



Item   4.      Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders by the Company during the year ended December 31, 1999.

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

     The Company registered its common stock on a Form 10-SB Registration Statement on a voluntary basis, which became effective on February 28, 2000. There is currently no market for Combined Companies's securities.

     Combined Companies has never paid cash dividends on its common stock. Payment of future dividends will be within the discretion of Combined Companies's Board of Directors and will depend on, among other factors, retained earnings, capital requirements and the operating and financial condition of Combined Companies.


RECENT SALES OF UNREGISTERED SECURITIES


     At the time of incorporation, Combined Companies issued 100 shares of common stock to PageOne Business Productions, LLC ("PageOne") in exchange for consulting services valued at $1.00.

     In March 1999, Combined Companies issued 900 shares of common stock to Appletree Investment Company, Ltd. ("Appletree") and 100 shares of common stock to Page One. The purchase price for these shares was $1.00 per share. The purchases were made pursuant to a Rule 504 Private Placement Offering. There was no underwriter or placement agent involved in the offer or sale of these securities and there was no public solicitation or advertisement by Combined Companies in connection with the offer or sale of these securities. The foregoing issuances of common stock were exempt from registration under of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.



Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Registration Statement. For the period since inception (April 27, 1998) through December 31, 1999, during the Company's development stage, the Company has a zero cash balance and has generated a net loss of ($1,096).

FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, and has issued 412,500 shares of Common Stock for net proceeds of $1,001.00.

PLAN OF OPERATION

     The Company has registered a dot.com name and has determined it can begin conducting its business with limited financing that it has arranged.



Item   7.      Financial Statements

     The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

     Not Applicable


                                    PART III


Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of 1 Solution.

Name                                   Age(1)       Position
----                                   ---          --------
George Todt........................    46           Director
Mary Elizabeth Rowbottom...........    28           President and Secretary
Jim Walters........................    47           Treasurer


(1) The ages of Messrs. Todt and Walters and Ms. Rowbottom are listed as of December 31, 1999.

     Our director and executive officers devote such time and attention to the affairs of Combined Companies as they believe reasonable and necessary. Set forth below is a description of the background of our director and executive officers.

     George A. Todt was the President from inception until October 1999. He has been the sole director since the inception of Combined Companies. Since 1996, Mr. Todt has been a managing member of PageOne Business Productions, LLC, a Delaware limited liability company. From 1990 to 1995, Mr. Todt was the chief executive officer of REPCO, Inc., a worldwide designer and builder of environmental facilities.

     James Walters has been the Treasurer of Combined Companies since July 1999. For more than 20 years, Mr. Walters has been engaged as a certified public accountant with the Los Angeles, California-based firm of Kellogg & Andelson.

     Mary Elizabeth Rowbottom became Secretary of Combined Companies in July 1999 and President in October 1999. She has been employed by PageOne since 1997 and has served as its Vice President since March 1999. From 1994 to 1997, Ms. Rowbottom served as a talent agent at HSI Productions, a Chicago, Illinois-based video production company.

     Our board of directors currently consists of one member, who serves in such capacity for a one-year term or until his successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors constituting the board of directors may be increased or decreased (but not below the minimum number required by applicable law) from time to time by resolution of the board of directors. Our officers serve at the discretion of the board of directors, subject to any effective contractual arrangements.



               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company was not subject to the reporting requirements of Section 16(a) during fiscal 1999.

Item  10.      Executive Compensation

     Consistent with our present policy, no director or executive officer of Combined Companies receives compensation for services rendered to the company. However, these persons are entitled to be reimbursed for expenses incurred by them in pursuit of our business objectives.



Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 1999 certain information relating to the ownership of the common stock.

Name and Address of                    Amount and Nature of         Percent of
Beneficial Owner (1)                 Beneficial Ownership (2)        Class (2)
--------------------                 ------------------------       ----------

Appletree Investment Company, Ltd            412,500(3)               100.00%

PageOne Business Productions, LLC             75,000                   10.00%

George Todt                                   75,000(4)                10.00%

Besty Rowbottom                               75,000(4)                10.00%

James Walters                                 75,000(4)                10.00%

All officers and directors as a group         75,000(4)                10.00%
(3 persons)


------------------------
(1) Unless otherwise indicated, the address of each beneficial owner is in the care of Combined Companies Corporation, 22147 Pacific Coast Highway, Suite 4, Malibu, CA 90265.

(2) Unless otherwise indicated, Combined Companies believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this registration statement upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming all options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable or convertible within 60 days of this registration statement have been exercised or converted. Percent of Class (third column above) assumes a base of 412,500 shares of common stock outstanding as of December 31, 1999.

(3) Consists of 337,500 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 75,000 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(4) Consists solely of 75,000 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Mr. George Todt, Mr. Walters and Appletree Investment Company, Ltd. are managing members and Ms. Rowbottom is Vice President.



Item  12.      Certain Relationships and Related Transactions

     In March 1999, Combined Companies issued 100 shares of common stock to PageOne, of which George Todt and James Walters are managing members and Ms. Rowbottom is Vice President. The purchase price was $1.00 per share.

Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-8:

           REPORT OF INDEPENDENT AUDITORS, WEINBERG & COMPANY, P.A., CERTIFIED PUBLIC ACCOUNTANTS, DATED APRIL 11, 2000.

               BALANCE SHEET AS OF DECEMBER 31, 1999

               STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM APRIL 27, 1998 (INCEPTION) TO DECEMBER 31, 1999

               STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM APRIL 27, 1998 (INCEPTION) TO DECEMBER 31, 1999

               STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM APRIL 27, 1998 (INCEPTION) TO DECEMBER 31, 1999

               NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999

(a)(3)   Exhibits

          The following exhibits are filed with this report.

3.1.1     Amended  and  Restated   Articles  of   Incorporation   of  Registrant
          (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28737)

3.2.1     ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-28737)

27.1      Financial Data Schedule

                            WEINBERG & COMPANY, P.A.
                          6100 Glades Road, Suite 314
                              Boca Raton, FL 33434
                                 (561) 487-5765


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of:
 Combined Companies Corporation

We have audited the accompanying balance sheet of Combined Companies Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from April 27, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Combined Companies Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from April 27, 1998 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company without operations and has accumulated operating losses of $1,096 since inception and a working capital deficiency of $95. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 11, 2000

                         COMBINED COMPANIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999



3

                                     ASSETS


TOTAL ASSETS                                                        $    -
------------
                                                                    ==========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
   Loan payable to principal stockholder                            $     95
                                                                    ----------

STOCKHOLDERS' DEFICIENCY

   Preferred stock, $0.001 par value, 8,000,000 shares
     authorized, none issued and outstanding                             -
   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 412,500 issued and outstanding                           412
   Additional paid-in capital                                            589
   Accumulated deficit during development stage                       (1,096)
                                                                    ----------

TOTAL STOCKHOLDERS' DEFICIENCY                                           (95)
                                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $    -
----------------------------------------------                      ==========






                 See accompanying notes to financial statements

                         COMBINED COMPANIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                  April 27, 1998
                                                    Year Ended    (Inception) to
                                                   December 31,     December 31,
                                                      1999              1999
                                                   -------------   -------------

REVENUES                                                     -        $     -
                                                   -------------   -------------

EXPENSES

   Accounting fees                                           500            500
   Bank charges                                               95             95
   Consulting fees                                           -                1
   Legal fees                                                500            500
                                                   -------------   -------------

NET LOSS                                               $  (1,095)     $  (1,096)
                                                   =============   ============

   Net loss per share - basic and diluted              $   (.003)     $   (.005)
                                                   =============   ============

   Weighted average number of shares
    outstanding during the  period -
    basic and diluted                                    312,842        201,181
                                                   =============   ============
















                 See accompanying notes to financial statements

                         COMBINED COMPANIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM APRIL 27, 1998 (INCEPTION) TO DECEMBER 31, 1999



                                                                                          Deficit
                                                                                         Accumulated
                                                     Common Stock           Additional     During
                                                 ---------------------       Paid-In      Development
                                                  Shares      Amount         Capital         Stage         Total
                                                 ---------   ---------    -----------    ------------     --------


   Common stock issued for services               37,500      $    37     $    (  36)    $         -      $      1

   Net loss for the year ended December 31,
   1998                                              -            -              -               (  1)        (  1)
                                                 ---------   ---------    -----------    ------------     --------
  Balance, December 31, 1998                      37,500           37          (  36)            (  1)          -

  Common Stock issued for cash                   375,000          375            625               -         1,000

   Net Loss for the year ended December 31,
   1999                                              -            -              -             (1,095)      (1,095)
                                                 ---------   ---------    -----------    ------------     --------
Balance at December 31, 1999                     412,500     $    412     $     589      $     (1,096)    $ (   95)
---------------------------                      =========   =========    ===========    =============    ========











                 See accompanying notes to financial statements

                         COMBINED COMPANIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS




                                                                  April 27, 1998
                                                    Year Ended    (Inception) to
                                                   December 31,    December 31,
                                                      1999             1999
                                                 ---------------  --------------
Cash flows from operating activities
   Net loss                                      $       (1,095)    $   (1,096)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Common stock issued for services                        -                 1
                                                  ---------------    -----------
   Net cash used in operating activities                 (1,095)        (1,095)
                                                  ---------------    -----------

Cash flows from financing activities
   Proceeds from issuance of common stock                 1,000          1,000
   Loan proceeds from principal stockholder                  95             95
                                                  ---------------    -----------
   Net cash provided by financing activities              1,095          1,095
                                                  ---------------    -----------

NET INCREASE IN CASH                                       -              -

CASH AND CASH EQUIVALENTS -
BEGINNING                                                  -              -
                                                  ---------------    -----------

CASH AND CASH EQUIVALENTS -
ENDING                                            $        -         $    -
                                                  ===============    ===========












                 See accompanying notes to financial statements

                         COMBINED COMPANIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------   ------------------------------------------

          (A)  Organization and Description of Business
          ---------------------------------------------
          Combined Companies Corporation (a development stage company) (the "Company") was incorporated in the State of Delaware on April 27, 1998 to engage in an internet-based business. At December 31, 1999, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

          The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the additional capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

          (B) Use of Estimates
          --------------------
          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

          (C) Cash and Cash Equivalents
          -----------------------------
          For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

          (D) Income Taxes
          ----------------
          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense due to the Company's operating losses. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended December 31, 1999.

                         COMBINED COMPANIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
-------   ------------------------------------------

          (E)  Loss Per Share

          Net loss per common share for the year ended December 31, 1999 and for the period from April 27, 1998 (inception) to December 31, 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 1999.

NOTE  2   LOAN PAYABLE TO PRINCIPAL STOCKHOLDER
-------   -------------------------------------
          The loan payable to principal stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC. The amount is due and payable on demand.

NOTE  3   STOCKHOLDERS' DEFICIENCY
-------   ------------------------
          The Company was originally authorized to issue 2,000 shares of common stock at $.01 value. The Company issued 900 and 200 shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively.

          Management filed an amendment to the articles of incorporation with the State of Delaware, which increased the number of authorized common shares to 100,000,000, effected a 375 to 1 split of the 1,100 previously issued common shares and created 8,000,000 authorized shares of preferred stock, of which the issuance, rights and other terms are to be determined by the Company's Board of Directors. In addition, the par value of the common stock was changed to $0.001 per share and the par value of the new preferred stock was set at $0.001 per share.

          The financial statements at December 31, 1999 give retroactive effect to common stock split, new authorized share amounts, and par values enumerated in the amended certificate of incorporation. No preferred shares have been issued as of December 31, 1999.

                         COMBINED COMPANIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


NOTE  4   GOING CONCERN
-------   -------------
          As reflected in the accompanying financial statements, the Company has had accumulated losses of $1,096 since inception, a working capital deficiency of $95 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMUNICATION VENTURES, INC.


                                      /s/ Mary Elizabeth Rowbottom
                                  By: -----------------------
                                      Mary Elizabeth Rowbottom
                                      President, Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title               Date

/s/  George A. Todt              Director             April 24, 2000

 /s/ Mary Elizabeth Rowbottom    President,           April 24, 2000
                                 Secretary

/s/ James Walters                Treasurer            April 24, 2000